Form 10-K
period 2005-12-31
Terwin Mortgage Trust Series TMTS 2005-18ALT
filed 2006-03-24
CIK 1348365

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-125422-36


        Terwin Mortgage Trust
        Asset Backed Certificates
        Series 2005-18ALT

     (Exact name of registrant as specified in its charter)


  New York                                          54-2191523
  (State or other jurisdiction of                   54-2191524
  incorporation or organization)                    54-2191525
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___      No  _X__

  The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was December 28, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 15.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Specialized Loan Servicing, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Specialized Loan Servicing, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Specialized Loan Servicing, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Terwin Mortgage Trust
    Asset Backed Certificates
    Series 2005-18ALT
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Craig Driver, Vice President

  By: /s/ Craig Driver, Vice President

  Dated: March 24, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Craig Driver, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Terwin Mortgage Trust Asset Backed Certificates, Series 2005-18A Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Specialized Loan Servicing as Servicer.

     Date: March 24, 2006

     /s/ Craig Driver
     Signature

     Vice President
     Title


  EX-99.1
(logo) Grant Thornton

Accountants and Business Advisors




REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS



Board of Directors
Specialized Loan Servicing, LLC


We have examined management's assertion about Specialized Loan Servicing, LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 induded in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Specialized Loan Servicing, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ Grant Thorton LLP

New York, New York
February 24, 2006



THE CHRYSLER CENTER
666 Third Avenue
New York, NY 10017
T 212.599.0100
F 212.370.4520
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International





  EX-99.2
(logo) SLS
Specialized Loan Servicing, LLC




As of and for the period ended December 31, 2005, Specialized Loan Servicing, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the period ending December 31, 2005, Specialized Loan Servicing, LLC had in effect a mortgage bankers bond and errors and omissions policy in the amount of $7,000,000 and $5,000,000 respectively.



/s/ John Beggins
John Beggins,
President and Chief Executive Officer

2/24/06
Date


/s/ Toby Wells
Toby Wells,
Senior Vice President/Chief Financial Officer

2/24/06
Date



8742 Lucent Blvd., Suite 300, Highlands Ranch, Colorado 80129
Direct 720-241-7200 Fax 720-241-7220





  EX-99.3
Terwin Mortgage Trust, Asset-Backed Certificates

OFFICER'S ANNUAL CERTIFICATION AS TO COMPLIANCE

TO: Wells Fargo Bank, N.A.
45 Broadway, 12th Floor
New York, NY 10006
Attention: Sandy Whalen


I, John C. Beggins, hereby certify to the foregoing addressees that I am the duly elected and acting President and Chief Executive Officer of Specialized Loan Servicing LLC ("SLS"), and pursuant to Section 3.17 of the Pooling and Servicing Agreement, by and among Bear Stearns Asset Backed Securities, LLC, as Depositor; Terwin Advisors LLC, as Seller; U.S. Bank National Association, as Trustee; Wells Fargo Bank, N.A., as Securities Administrator, Master Servicer, Backup Servicer and Swap Administrator (the "Pooling and Servicing Agreement"); certify further as follows:

I have carefully reviewed of the activities of SLS during the calendar year 2005 and its performance under the Pooling and Servicing Agreement and to the best of my knowledge, based on such review, SLS has fulfilled all of its obligations under the Pooling and Servicing Agreement throughout such year, except as set forth on the attached Schedule A with respect to the deals serviced by SLS listed on the attached Schedule B.


IN WITNESS WHEREOF, I have hereunto signed my name as of the 15th day of March, 2006.

SPECIALIZED LOAN SERVICING LLC

By:/s/ John C. Beggins
John C. Beggins
President and Chief Executive Officer

(PAGE)


SCHEDULE A


Servicer Compliance Defaults under Pooling and Servicing Agreement

There have been no material defaults by Specialized Loan Servicing LLC ("SLS") in the fulfillment of its obligations under the Pooling and Servicing Agreement ("PSA") with respect to the Terwin Mortgage Trust Series listed on the attached Schedule B during the 2005 calendar year, except to the extent that any material defaults have been reported in the following reports delivered by SLS pursuant to the PSA (a copy of each of which is attached hereto): (i) The annual independent public accountants' Uniform Single Attestation Program for Mortgage Bankers report, delivered pursuant to Section 3.18 of the PSA; and (ii) the quarterly independent auditor servicing reports, delivered pursuant to Section
3.24 of the PSA.

(PAGE)


SCHEDULE B

TMTS 2005 18 ALT